Form 10QSB
period 2002-06-30
BEEHNER JIM
filed 2003-03-31
CIK 1209358

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-QSB

(Mark One)

[X]	Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended    June
30, 2002

[  ]	Transition report under section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period
from  		 to

Commission file number       000-49955

CORPORATE DEVELOPMENT AND INNOVATION, INC.
(Exact name of small business issuer as specified in its charter)

Washington
(State or other jurisdiction of
incorporation or organization)
91-20600082
(I.R.S. Employer
Identification No.)

4911 Cabot Drive, Richmond, BC,
Canada
(Address of principal executive
offices)
V7C 4J5
(Zip Code)

Issuer's telephone number   (604)271-0755


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes__   No X

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2002

7,500,000  Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes __ No X





TABLE OF CONTENTS                                                Page

PART I  - FINANCIAL INFORMATION	                               3

	ITEM 1.  FINANCIAL STATEMENTS	                               3

	Balance Sheet as of June 30, 2002 and September  30, 2001
      (unaudited)	                                                 3

	Statement of Operations for the Three and Nine Months Ended
      June 30, 2003 (unaudited)	                               4

	Statement of Cash Flows for the Nine Months Ended June 30,
      2002 and 2001 (unaudited)                                    5

	Notes to Financial Statements (unaudited)	                   6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	         PLAN OF OPERATION                                   9

PART II - OTHER INFORMATION	                                    13


SIGNATURES                                                        14

































PART I - FINANCIAL INFORMATION


Corporate Development and Innovation Inc.

(A Development Stage Company)






                                                            Index


Balance Sheets                                               F-1

Statements of Operations                                     F-2

Statements of Cash Flows                                     F-3

Notes to the Financial Statements                            F-4



































Corporate Development and Innovation Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                          June 30,        September 30,
                                          2002            2001
                                          $                $
                                         (unaudited)     (audited)

ASSETS

Current Assets
        Cash                               57               -

License (Note 3)                            -               -

Total Assets                               57               -



LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)


Current Liabilities
        Accounts payable                2,551               -
Accrued liabilities                     1,000              500
Due to related party (Note 4)           9,127               -
Total Liabilities                      12,678              500

Contingent Liability (Note 1)
Commitment (Note 3)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares
authorized with a par value of $0.0001;
7,500,000 common shares issued and
outstanding                               750              750


Additional Paid in Capital             74,250           74,250

Donated Capital                         2,250              -
                                       77,250           75,000

Preferred Stock, 20,000,000 preferred
shares authorized with a par value of
$0.0001; none issued                      -                -
Deficit Accumulated During the
Development Stage                     (89,871)         (75,500)
Total Stockholders' Equity (Deficit)  (12,621)            (500)
 Total Liabilities and Stockholders'
Equity (Deficit)                           57               -



Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
From
August 17,
2000         Three    Three    Nine     Nine
(Date of     months   months   months   months
Inception)   ended    ended    ended    ended
to June 30,  June 30  June 30  June 30  June 30
2002         2001     2002     2001     2002
$
(unaudited)    (unaudited)       (unaudited)

Revenue               -            -         -         -        -

Expenses
Accounting            3,000        -       1,000       -      3,000
Consulting              803        -         803       -        803
Legal and
Organizational       41,291        -       1,266       -      1,291
License written-off  35,000        -         -         -        -
Printing              7,027        -       3,537       -      7,027
Donated Services      2,250        -       2,250       -      2,250
Web site maintenance    500        -         -         -        -
                     89,871        -       8,856       -     14,371
Net Loss            (89,871)       -      (8,856)      -    (14,371)

Loss per share                     -         -         -        -

Weighted Average Shares            -         -         -        -
Outstanding                   7,500,000 7,500,000 7,500,000 7,500,000























Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)



                                            Nine months   Nine months
                                            Ended         ended
                                            June 30,      June 30,
                                            2002          2001
                                            $             $
                                            (unaudited)   (unaudited)

Cash Flows to Operating Activities

Net loss                                    (14,371)          -
Adjustments to reconcile net loss to cash
	Increase in accounts payable            3,051           -
	Increase in due to related party        9,127           -
	Increase in donated capital             2,250           -
Net Cash Provided by Operating Activities        57           -
Change in cash                                   57           -
Cash - beginning of period                       -            -
Cash - end of period                             57           -

Supplemental Disclosures
	Interest paid                              -            -
	Income tax paid                            -            -




























1.	Development Stage Company
Corporate Development and Innovation Inc. (herein the "Company") was incorporated in the State of Washington, U.S.A. on August 17, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion, in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company's SB2 Registration Statement was declared effective by the United States Securities and Exchange Commission.
The Company is in the early development stage. In an early development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.
The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission which was declared effective July 10, 2002. The Company offered 7,000,000 shares at $0.01 per share. The Company closed its offering on October 8, 2002 after receiving subscriptions for 761,000 shares. A total of $7,610 was deposited subsequent to September 30, 2002. See Subsequent Events for other share issuances.
The Company will require additional cash from financing activities to further develop its business plan and discharge its debts. The President is the major creditor and has agreed to continue to fund ongoing costs and discharge debts and will not demand repayment of amounts owing until there are sufficient funds to pay these amounts and continue operations.

2.	Summary of Significant Accounting Policies
	(a)	Year end
The Company's fiscal year end is September 30.

	(b)	License
The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

	(c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of the issuance to be cash equivalents.

	(d)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the
financial statements and the reported amounts of revenues
and expenses during the periods. Actual results could differ from those estimates.
2.	Summary of Significant Accounting Policies (continued)
	(e)	Revenue Recognition
The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. Refer to Note 3. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.
(f)	Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results
expected for a full year or for any future period.
(g)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in
accordance with SFAS No. 128, "Earnings per Share" (SFAS
128). SFAS 128 requires presentation of both basic and
diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income
(loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.
(h)	Recent Accounting Pronouncements
On June 29, 2001, SFAS No. 142, "Goodwill and Other
Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.
The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on the Company's financial position or results of operations.
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter.
The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS
No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No.
121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted
SFAS No. 144 on April 1, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.


2.	Summary of Significant Accounting Policies (continued)
(h)	Recent Accounting Pronouncements (continued)
In June, 2002, FASB issued SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.
The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.
FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.	License
The Company's only asset is a license acquired from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's website. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion. The license was acquired on August 17, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up, which the Grantor and the Company share equally.
The Company must pay an annual fee of $500 for maintenance of the Grantor's website commencing on the anniversary date. As at June 30, 2002, the August 17, 2001 maintenance fee was not paid and is included in accounts payable.
The Company issued 3,500,000 shares to the sole director with a fair market value of $0.01 per share for total non-cash consideration of $35,000.


3.	License (continued)
The License was written-off to operations as at September 30, 2000 due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.


4.	Related Party Transactions/Balances
	(a)	During the nine months ended June 30, 2002 the sole
director of the Company advanced $100 to the Company and
paid third party expenses totalling $9,027 on behalf of the
Company. This debt is evidenced by an unsecured, non-
interest bearing promissory note.
	(b)	During the nine months ended June 30, 2002, the sole
director donated services at a rate of $750 per month for a
total of $2,250.
	(c)	Refer to Note 3.


5.	Subsequent Events
(a)	The Company closed its Offering of shares pursuant to
the SB-2 Registration Statement after receiving
subscriptions for 761,000 shares and receiving $7,610. These shares were issued on October 8, 2002.
(b)	The Company issued 200,000 shares at $0.01 per share
for cash proceeds of $2,000 pursuant to a private placement to a relative of the President.
(c)	The Company issued 50,000 shares to settle debt of
$803.




ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended
June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

     During the period up to June 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to marketVitamineralherb.com. No revenues were received by the Company during this period.

     For the current fiscal quarter, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of June 30, 2002, reflects total assets of $57 in the form of a license and capitalized organizational costs. Legal expenses were paid for by the sole shareholder and expensed to operations.

      The sole shareholder received 4,000,000 shares of stock for the $40,000 paid in capital. In addition, the sole shareholder received 3,500,000 shares of stock for the contribution of the Vitamineralherb.com license valued at $35,000.

      The Company will need additional capital to carry out its business plan. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support the vitamin distribution business on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate the business, enter into a new line of business or engage in a business combination with another business.

     The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions. The Company does not presently intend to enter into a new line of business or business combination.

     If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Mr. Lao, and minority shareholders would simply continue to own shares in the resulting business

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on 8-K












SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORPORATE DEVELOPMENT AND INNOVATION INC. (Registrant)


Date:
	3/31/2003	                     /s/ Edwin Lao
 ---------------                      --------------
                                       Edwin Lao, President