Form 10KSB
period 2002-09-30
BEEHNER JIM
filed 2003-04-01
CIK 1209358

U.S. SECURITIES AND EXCHANGE COMMISSION
      WASHINGTON, D.C. 20549

-------------------------------------------
       FORM 10-KSB
(Mark one)
[X] Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended   September 30, 2002
                 --------------
                    OR
[ ] Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition Period from _________ to _________

     Commission file number:   0 - 49955
                  -------------
     CORPORATE DEVELOPMENT AND INNOVATION Inc.
     -----------------------------------------
    (Name of small business issuer in its charter)

Washington            91-2060082
----------           ------------
(State or other jurisdiction  (Identification No.)
of incorporation or
organization)

4911 Cabot Drive, Richmond, British Columbia, Canada V7C 4J5
----------------------------------------   -------------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number: (604) 271-0755
              ---------------

Securities registered under Section 12(b) of the Act:  None
                 ----------                   ----------------

Securities registered under Section 12(g) of the Act:  Common Stock,
par value                           -----------------
$0.0001 per share                           -----------------
(Title of class)

Check whether The Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [ ]

Registrant's revenues for its most recent fiscal year:  nil
                            ---------

As of September 30, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $nil based on the fact that there is no public market for the registrants common stock.

On September 30, 2002, the registrant had 7,500,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference:  None.
                  ----------    TRANSITIONAL SMALL BUSINESS
DISCLOSURE FORMAT: [ ] Yes [X] No

  CORPORATE DEVELOPMENT AND INNOVATION INC.

     INDEX TO
   ANNUAL REPORT ON FORM 10-KSB
  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002


PART I                                   PAGE

Item 1 Description of Business. . . . . . . . . . . . . .  3

Item 2 Description of Property . . . . . . . . . . . . .   15

Item 3 Legal Proceedings . . . . . . . . . . . . . . . . .  15

Item 4 Submission of Matters to a Vote of Security Holders  15

PART II

Item 5 Market for Common Equity and Related Shareholder Matters. . .
.. . . . . . . . . . . . . . . . . . . . . . . ............... 16

Item 6 Management's Discussion and Analysis of Financial Condition
or Plan of Operation . . . . . . . . . . . . . .  17

Item 7 Financial Statements. . . . . . . . .  24

Item 8 Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure. . . . . . . . . . . . 49

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act . . . 49

Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . .  52

Item 11 Security Ownership of Certain Beneficial Owners and
Management and Related Shareholder Matters . . . . . . . .  54

Item 12 Certain Relationships and Related Transactions .  56

Item 13 Exhibits and Reports on Form 8-K. . . . . . . . . .. .  58

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . .  .  60

                   PART I

Unless we say otherwise, references in this document to "we", "us" or "our" refer to the Company Inc.

FORWARD-LOOKING STATEMENTS
- ---------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. DESCRIPTION OF BUSINESS
- -----------------------------------
Description of business

General

   The Company was incorporated under the laws of the State of Washington on August 17, 2000, and is in its early developmental and promotional stages. To date, Corporate Development and Innovation's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital through a public offering pursuant to a registration statement on Form SB-2 and developing its business plan. Corporate Development and Innovation has not commenced commercial operations and has received no revenues. Corporate Development and Innovation has no full time employees and owns no real estate.

Acquisition of the license

   On August 17, 2000, Corporate Development and Innovation's sole shareholder, Edwin Lao, in return for 3,500,000 shares of Corporate Development and Innovation's common stock, transferred to Corporate Development and Innovation his rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois and Vermillion via the Internet. Mr. Lao acquired the license from Vitamineralherb.com for $35,000.

The license

The Company has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. Corporate Development and Innovation's territory is Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois and Vermillion. The license will be automatically renewed unless Corporate Development and Innovation or Vitamineralherb.com gives the other notice of its intent not to renew.

   Vitamineralherb.com has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling Corporate Development and Innovation to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfillment system, will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which Vitamineralherb.com and Corporate Development and Innovation share equally.

   The Company and its customers will also be able to request quotes for and order custom-formulated and custom-labeled products via the Vitamineralherb.com website. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

   When a fitness or health professional becomes a client, Corporate Development and Innovation's salesperson will show the client how to access the Vitamineralherb.com website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website. It is anticipated that the customer will pay for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

   The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb.com webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to Ives Formulation Co. Vitamineralherb.com then forwards the money due Corporate Development and Innovation via electronic funds transfer. Vitamineralherb.com's software tracks all sales through the customer's identification number, and at month end, e-mails to Corporate Development and Innovation and customer a detailed report including sales commissions. Vitamineralherb.com has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the Vitamineralherb.com website to customers located in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois and Vermillion will automatically be assigned to Corporate Development and Innovation.

Background on the manufacturers and distributor

   Vitamineralherb.com has two suppliers: Alta Natural Herbs & Supplements Ltd., and Gaia Garden Herbal Dispensary. Vitamineralherb.com entered into a Manufacturing Agreement, dated July 18, 2001 with Alta Natural, a company incorporated on August 18, 1993 in British Columbia, Canada and listed on the Canadian Stock Exchange (trading symbol "AHS"). The Alta Natural product line includes over 100 herbal, organic products, and food supplements.

   Vitamineralherb.com also has an agreement dated July 5, 2001 with Gaia Garden, a company which manufactures and distributes a full line of herbs, oils and ointments, teas, and vitamins, minerals and herbal supplements. Gaia Garden is located in Vancouver, British Columbia, Canada.

   Both suppliers are able to manufacture custom blended products for customers, and to supply privately labeled products for Corporate Development and Innovation's customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

Competition

   The electronic commerce industry is new, rapidly evolving and intensely competitive, and Corporate Development and Innovation expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

   Corporate Development and Innovation's competitors can be divided into several groups including:

   - traditional vitamins, supplements, minerals and alternative health products retailers;

   - the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;

   - online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;

   - independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

   - mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and

   - direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

   Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Corporate Development and Innovation has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than
Corporate Development and Innovation does. Increased competition may result in reduced operating margins and loss of market share.

   Corporate Development and Innovation believes that the principal competitive factors in its market are:

   - ability to attract and retain customers;
   - breadth of product selection;
   - product pricing;
   - ability to customize products and labeling;
   - quality and responsiveness of customer service.

   The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

   The Company believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

   - Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

- Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be
- economically offered in each store location.

   - Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

   As a result of the foregoing limitations, Corporate Development and Innovation believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

   Corporate Development and Innovation hopes to attract and retain consumers through the following key attributes of its business:

   - Broad Expandable Product Assortment. Corporate Development and Innovation's product selection is substantially larger than that offered by store-based retailers.

   - Low Product Prices. Product prices can be kept low due to volume purchases through Corporate Development and Innovation's affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to Corporate Development and Innovation's lack of need of inventory and warehouse space. All products are shipped from the supplier's inventory.

   - Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.

   - Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

Regulatory environment

   The manufacturing, processing, formulating, packaging, labeling and advertising of the products Corporate Development and Innovation sells may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

   The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

   Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

   The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution.

   The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on the Company's site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of the Company's suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Corporate Development and Innovation's marketing of products and could cause us to incur significant additional expenses.

   In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary
Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and Corporate Development and Innovation cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products Corporate Development and Innovation offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the noncompliant literature from Vitamineralherb.com's website or the modification of Corporate Development and Innovation's selling methods, interfering with Corporate Development and Innovation continued marketing of that product and causing us to incur significant additional expenses.
Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act.
As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.


   In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.


   Corporate Development and Innovation cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, Corporate Development and Innovation cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to Corporate Development and Innovation's business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.


   Regulation of the Internet

   In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in the Company's sales.

   A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities.

Employees

   Corporate Development and Innovation is a development stage company and currently has no employees. The Company is currently managed by Edwin Lao, its sole officer and director. Corporate Development and Innovation looks to Mr. Lao for his entrepreneurial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Corporate Development and Innovation may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of its common stock.

ITEM 2. DESCRIPTION OF PROPERTY

   Corporate Development and Innovation currently maintains limited office space, occupied by Edwin Lao, for which it pays no rent. Its address is 4911 Cabot Drive, Richmond, British Columbia Canada V7C 4J5 and its phone number is (604) 271-0755. Corporate Development and Innovation does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of Mr. Lao, the Company is not party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding and we know of no other threatened or contemplated legal proceedings or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the year ended September 30, 2002.

         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   No established public trading market exists for Corporate Development and Innovation's securities. Corporate Development and Innovation has no common equity subject to outstanding purchase options or warrants. Corporate Development and Innovation has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that Corporate Development and Innovation has agreed to register under the Securities Act for sale by shareholders.

   To date the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Corporate Development and Innovation's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2002. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

   During the period up to September 30, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com products and completion of its registration statement on Form SB-2. No revenues were received by the Company during this period.

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

   If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Mr. Lao, and minority shareholders would simply continue to own shares in the resulting business

ITEM 7. FINANCIAL STATEMENTS


Independent Auditor's Report


To the Stockholders and Board of Directors of Corporate Development and Innovation Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Corporate Development and Innovation Inc. (A Development Stage Company) as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the period from August 17, 2000 (Date of Inception) to September 30, 2002 and the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Corporate Development and Innovation Inc. (A Development Stage Company), as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the period from August 17, 2000 (Date of Inception) to September 30, 2002, and the years ended September 30, 2002 and 2001, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






CHARTERED ACCOUNTANTS
Vancouver, Canada
March 18, 2003



F-1



Corporate Development and Innovation Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)



                                September 30,     September 30,
                                2002                   2001
                                $                         $

ASSETS

Current Assets
Cash                         39                      -
License (Note 3)        -                       -

Total Assets             39                      -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable         3,051                       -
Accrued liabilities        4,500                   500
Due to related party    12,126                       -
                  (Note 4)
Total Liabilities          19,677                   500

Contingent Liability
(Note 1)
Commitment
(Note 3)

Stockholders' Equity
(Deficit)

Common Stock,
100,000,000
common shares
authorized with a par
value of $0.0001;
7,500,000 common
shares issued and
outstanding               750                       750


Additional Paid
in Capital             74,250                  74,250

Donated Capital
(Note 4)                 4,500                            -

                            79,500                  75,000

Preferred Stock,
20,000,000
preferred shares
authorized
with a par value
of $0.0001;
none issued                 -                         -


Deficit Accumulated
During the
Development Stage    (99,138)       (75,500)

Total Stockholders'
Equity (Deficit)          (19,638)            (500)

 Total Liabilities
and Stockholders'
Equity                                 39                    -






Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                         From
                        August 17,
                        2000
                        (Date of
                         Inception)   Year ended   Year ended
                        to
                        September   September     September
                        30                30,                 30,
                        2001            2002              2002


                        $                   $                   $
Revenue            -                    -                  -

Expenses
Accounting         6,000          6,000                -
Consulting             803             803                -
Legal and
organizational   43,309          3,309                -
License
written-off         35,000            -                     -
Printing                8,526         8,526                -
Donated
services
(Note 4)               4,500         4,500                 -
Web site
maintenance        1,000            500               500

                          99,138        23,638
  500

Net Loss           (99,138)     (23,638)            (500)

Loss per share                      -                        -

Weighted Average
Shares Outstanding            7,500,000     7,500,000













Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                         From
                        August 17,
                        2000
                        (Date of
                         Inception)   Year ended   Year ended
                        to
                        September   September     September
                        30                30,                 30,
                        2001            2002              2002




Cash Flows
to Operating
Activities
Net loss           (99,138)      (23,638)       (500)
Adjustments
to reconcile
net loss
to cash  Legal
and
organizational
expenses           40,000         -                  -
License
written-off        35,000         -                  -

Non-cash items
     Increase in
     accounts
     payable          7,551           7,051         500
     Increase in
     due to
      related
     party             12,126        12,126          -
     Increase in
    donated
    capital             4,500          4,500          -

Net Cash
Provided by
Operating
Activities                 39               39          -

Change in cash        39                39         -
Cash -
beginning of
period                       -                   -          -
Cash - end of
period                      39                39         -

Non-Cash Financing Activities

A total of 4,000,000
shares were issued to
the sole director at a
fair market value of
$0.01 per share for
legal and
organizational
expenses paid    40,000                 -          -


A total of 3,500,000
shares were issued
at a fair market
value of
$0.01 per share
for the acquisition
of a License to the
sole director
(Note 3)             35,000                 -          -

                          75,000                 -           -

Supplemental Disclosures

     Interest paid       -                     -           -
     Income tax paid -                     -           -




























Corporate Development and Innovation Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
(expressed in U.S. dollars)


                    Common Stock


Deficit

Accml'd

During
                                           Add'nl               the
                                           Paid-in   Donated Dvlpmt
                 Shares Amount Capital Capital Stage   Total
                      #        $             $           $
$        $
August 17,
2000 (Date
of Inception)  -        -              -           -           -
    -

Stock issued
for legal and
organizational
expenses at a
fair market
value of
$0.01 per
share      4,000,000  400     39,600       -         -   40,000

Stock issued
for the
acquisition
of a license
at a fair
market value
of $0.01
per share  3,500,000 350  34,650        -         -   35,000

Net loss for
the period     -               -      -            -        (75,000)
  -


Balance -
September
30, 2000   7,500,000 750  74,250     -  (75,000)   -

Net loss for
the year       -           -          -            -      (500)  (500)

Balance -
September
30, 2001   7,500,000 750 74,250     -    75,500   (500)

Net loss for
the year       -               -      -       4,500 (23,638)(19,138)

Balance -
September
30, 2002   7,500,000 750 74,250   4,500 (99,138)(19,638)



















1.   Development Stage Company
Corporate Development and Innovation Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on August 17, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion, in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company's SB2 Registration Statement was declared effective by the United States Securities and Exchange Commission.
The Company is in the early development stage. In an early development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.
The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission which was declared effective July 10, 2002. The Company offered 7,000,000 shares at $0.01 per share. The Company closed its offering on October 8, 2002 after receiving subscriptions for 761,000 shares. A total of $7,610 was deposited subsequent to September 30, 2002. See Subsequent Events for other share issuances. The Company will require additional cash from financing activities to further develop its business plan and discharge its debts. The President is the major creditor and has agreed to continue to fund ongoing costs and discharge debts and will not demand repayment of amounts owing until there are sufficient funds to pay these amounts and continue operations.

2.   Summary of Significant Accounting Policies
     (a)  Year end
The Company's fiscal year end is September 30.

     (b)  License
The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

2.   Summary of Significant Accounting Policies (continued)
     (e)  Revenue Recognition
The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. Refer to Note 3. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.
(f)  Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.
(g)  Recent Accounting Pronouncements
On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on the Company's financial position or results of operations.
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on April 1, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.
In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

2.   Summary of Significant Accounting Policies (continued)
(g)  Recent Accounting Pronouncements (continued)
FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.


3.   License
The Company's only asset is a license acquired from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's website. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion. The license was acquired on August 17, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up, which the Grantor and the Company share equally.
The Company must pay an annual fee of $500 for maintenance of the Grantor's website commencing on the anniversary date. As at September 30, 2002 the August 17, 2001 and August 17, 2002 maintenance fees were not paid, and have been included in accounts payable.
The Company issued 3,500,000 shares to the sole director with a fair market value of $0.01 per share for total non-cash consideration of $35,000.
The License was written-off to operations as at September 30, 2000 due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.



4.   Related Party Transactions/Balances
(a) During the year ended September 30, 2002 the sole director of the Company advanced $100 to the Company and paid third party expenses totalling $12,026 on behalf of the Company. This debt is evidenced by an unsecured, non-interest bearing promissory note.
(b) During the year ended September 30, 2002, the sole director donated services at a rate of $750 per month for a total of $4,500.
(c) Refer to Note 3.


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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANS ON
ACCCOUNTING
AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The following table sets forth the name, age and position of each director and executive officer of Corporate Development and Innovation:

     NAME     AGE  POSITION
     ----             ---      --------
     Edwin Lao   53   President, Secretary, Treasurer, Director

   In August, 2000, Mr. Lao was elected as the sole officer and director of Corporate Development and Innovation, of which he is the sole stockholder. Mr. Lao plans to devote approximately 30 hours a week to the business. He will serve until the first annual meeting of Corporate Development and Innovation's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

   From 1992 through 1998, Mr. Lao was the owner and operator of Service King Construction Ltd., a private construction company in the Lower Mainland of Vancouver, British Columbia, Canada. Service King Construction provides water and fire restoration, building maintenance, flooring installation, and general building construction services. Since 1996, Mr. Lao has provided market development and sales services for real estate projects to the Middlehaven Group of Companies, a private real estate corporation in British Columbia. From 1998-2000, Mr. Lao was also the owner and developer of a nine story luxury building in Melbourne, Australia, which has now been sold. Since 1999, Mr. Lao has served as a director of Corporate Development & Innovation Pty. Ltd., a private Australian corporation which specializes in the acquisition and deployment of leading edge technologies in the telephony wireless industry.

ITEM 10. EXECUTIVE COMPENSATION

   No officer or director has received any remuneration from Corporate Development and Innovation. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Corporate Development and Innovation's business plan. the Company has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Corporate Development and Innovation has no employment contract or compensatory plan or arrangement with any executive officer of the Company. The director currently does not receive any cash compensation from Corporate Development and Innovation for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted. See "Certain Relationships and Related Transactions."
ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The following table sets forth, as of September 30, 2002, Corporate Development and Innovation's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Corporate Development and Innovation to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

                          SHARES  PERCENTAGE OF
 NAME                      OWNED   SHARES OWNED
------------------------------------------------- --------
Edwin Lao  . . . . . . . 7,500,000      100%
President, Secretary,
Treasurer, and Director
All Executive Officers
and Directors as a Group
(1 Individual) . . . . . 7,500,000      100%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   No director, executive officer or nominee for election as a director of Corporate Development and Innovation, and no owner of five percent or more of Corporate Development and Innovation's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.


ITEM 13. EXHIBITS
EXHIBIT
NUMBER   DESCRIPTION
- -------  -----------
  3.1*   Articles of Incorporation
  3.2*   Bylaws
  4.1*   Specimen Stock Certificate
  4.2*   Stock Subscription Agreement
  5.1*   Opinion re: legality
  10.1*  License Agreement
  10.2*  Assignment of License Agreement
  10.3*  Promissory Note
  23.1   Consent of Independent Auditors
  23.2*  Consent of Counsel (see Exhibit 5.1)
  * Previously Filed as exhibit to Form SB-2.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORPORATE DEVELOPMENT AND INNOVATION INC. (Registrant)


Date 3/31/2003
/s/ Edwin Lao

The accompanying notes are an integral part of the financial statements
F-2